Form 10QSB/A
period 1999-12-31
EYE CATCHING MARKETING CORP
filed 2000-03-02
CIK 1088210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB/A

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



                                           EYE CATCHING MARKETING CORPORATION


Date: February 25, 2000                    By: /s/ Bob Hemmerling
                                              ----------------------------------
                                                   Bob Hemmerling, President


                                           By: /s/ Devinder Randhawa
                                              ----------------------------------
                                                   Devinder Randhawa, Secretary