Form 10QSB
period 2000-06-30
EYE CATCHING MARKETING CORP
filed 2000-08-15
CIK 1088210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

[X]   Transition report pursuant section 13 or 15(d) of the Securities  Exchange
      Act  of  1934  For  the  transition  period  from...........to............
      Commission file number 000-28237

                          Eye Catching Marketing, Inc.
              (Exact name of small business issuer in its charter)

     Nevada                                                     98-0204678
    -------------------------------------------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
  Incorporation or organization)


   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No _X_

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                          EYE CATCHING MARKETING, INC.


                                      INDEX


Part I-Financial Information

Item 1. Financial Statements.................................................  3

Item 2. Plan of Operation....................................................  8

Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

Signatures................................................................... 15

                       EYE CATCHING MARKETING CORPORATION
                          (A Development Stage Company)

                          Index to Financial Statements


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements*
                                                                         Page
                                                                      ----------

Condensed balance sheet, June 30, 2000 (unaudited)......................  3

Condensed  statements of operations for the three months
     ended June 30,  2000 and 1999,  for the nine  months
     ended June 30, 2000 and 1999, and from March 3, 1997
     (inception) through June 30, 2000 (unaudited)......................  4

Condensed statements of cash flows for the nine months
     ended June 30, 2000 and 1999, and from March 3, 1997
     (inception)   through  June  30,  2000   (unaudited)...............  5

Notes to condensed financial statements.................................  6


*The  accompanying   condensed  financial  statements  are  not  covered  by  an
   Independent Certified Public Accountant's report

Part I. Item 1. Financial Information


                       EYE CATCHING MARKETING CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 June 30, 2000

                                     ASSETS


                                                    TOTAL ASSETS $          -
                                                                 ===============

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable and accrued liabilities.................. $        1,805
                                                                 ---------------
                                              TOTAL LIABILITIES           1,805
                                                                 ---------------

SHAREHOLDERS' (DEFICIT)
      Common stock, $.0001 par value, 100,000,000 shares
         authorized, 500,000 shares issued and outstanding
         (See Note B)...........................................             50
      Additional paid-in capital................................         11,792
      Deficit accumulated during the development stage..........        (13,647)
                                                                 ---------------
                                   TOTAL SHAREHOLDERS' (DEFICIT)         (1,805)
                                                                 ---------------
                                                                 $          -
                                                                 ===============

            See accompanying notes to condensed financial statements

                                                EYE CATCHING MARKETING CORPORATION
                                                    (A Development Stage Company)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                                                                                    March 3, 1997
                                                                                                                     (inception)
                                                   Three Months Ended                  Nine Months Ended                Through
                                            June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999     June 30, 2000
                                           ----------------  ----------------  ----------------  ----------------  ----------------
COSTS AND EXPENSES
  Legal fees............................   $         1,505   $             -   $         7,360   $             -   $         7,360
  Accounting fees.......................               250                 -               733                 -             2,356
  Printing..............................               682                 -             3,681                 -             3,681
  Licenses and fees.....................                 -                 -               200                 -               200
  Stock-based compensation for
       organizational costs (Note B)....                 -                 -                 -                 -                50
                                           ----------------  ----------------  ----------------  ----------------  ----------------
                    LOSS FROM OPERATIONS            (2,437)                -           (11,974)                -           (13,647)
                                           ----------------  ----------------  ----------------  ----------------  ----------------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
  Current tax benefit...................               464                 -             2,280                 -             2,598
  Deferred tax expense..................              (464)                -            (2,280)                -            (2,598)
                                           ----------------  ----------------  ----------------  ----------------  ----------------

                                NET LOSS   $        (2,437)  $             -         $ (11,974)  $             -   $       (13,647)
                                           ================  ================  ================  ================  ================

  BASIC AND DILUTED
    LOSS PER COMMON SHARE...............   $       *         $       *         $         (0.02)  $      *          $         (0.03)
                                           ================  ================  ================  ================  ================

  BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING...........           500,000           500,000           500,000           500,000           500,000
                                           ================  ================  ================  ================  ================

   *  Less than .01 per share
                                      See accompanying notes to condensed financial statements


                                                 EYE CATCHING MARKETING CORPORATION
                                                    (A Development Stage Company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                         March 3, 1997
                                                                  Nine Months Ended                       (inception)
                                                   ------------------------------------------------         Through
                                                       June 30, 2000            June 30, 1999            June 30, 2000
                                                   ----------------------   -----------------------  -----------------------
OPERATING ACTIVITIES
  Net loss........................................ $             (11,974)     $                 -    $              (13,647)

  Non-cash transactions:
     Stock-based compensation for
         organizational costs (Note B)...........                     -                         -                        50
  hird party expenses paid by affiliate on
   behalf of the company, recorded as
   additional-paid-in capital....................                 11,792                        -                    11,792
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities....                    182                        -                     1,805
                                                   ----------------------   -----------------------  -----------------------
                               NET CASH (USED IN)
                             OPERATING ACTIVITIES                      -                        -                         -
                                                   ----------------------   -----------------------  -----------------------
INVESTING ACTIVITIES                                                   -                        -                         -
                                                   ----------------------   -----------------------  -----------------------
                             NET CASH PROVIDED BY
                             INVESTING ACTIVITIES                      -                        -                         -
                                                   ----------------------   -----------------------  -----------------------
FINANCING ACTIVITIES                                                   -                        -                         -
                                                   ----------------------   -----------------------  -----------------------
                             NET CASH PROVIDED BY
                             FINANCING ACTIVITIES                      -                        -                         -
                                                   ----------------------   -----------------------  -----------------------
                               NET CHANGE IN CASH                      -                        -                         -
     Cash, beginning of period...................                      -                        -                         -
                                                   ----------------------   -----------------------  -----------------------
                              CASH, END OF PERIOD  $                   -    $                   -    $                    -
                                                   ======================   =======================  =======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest................................  $                   -    $                   -    $                    -
                                                   ======================   =======================  =======================
         Income taxes............................  $                   -    $                   -    $                    -
                                                   ======================   =======================  =======================

Non-cash financing activities:
         500,000 shares common stock
            issued for services..................  $                   -    $                   -    $                   50
                                                   ======================   =======================  =======================


                                      See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION
                           (Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 1999 as filed in its form 10-SB on November 11, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on March 3, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended June 30, 2000 the Company incurred legal expense of $1,505, accounting expense of $250, and printing expense of $682. For the nine months ended June 30, 2000 the Company incurred legal expense of $7,360, accounting expense of $733 printing expense of $3,681, and licenses and fees expense of $200. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                          EYE CATCHING MARKETING, INC.

                                PLAN OF OPERATION

         We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

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

        We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

                          EYE CATCHING MARKETING, INC.

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

                          EYE CATCHING MARKETING, INC.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            EYE CATCHING MARKETING, INC.

Date: August 10, 2000                       By: /s/ Bob Hemmerling
                                                ------------------
                                                    Bob Hemmerling, President


                                            By: /s/ Devinder Randhawa
                                                ---------------------
                                                    Devinder Randhawa, Secretary