Form 10QSB
period 2001-06-30
EYE CATCHING MARKETING CORP
filed 2001-08-13
CIK 1088210

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-QSB

                                   (Mark One)

[X]  Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                                    For the quarterly period ended June 30, 2001

[ ]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
                                    Act of 1934
                                    For the transition period from......to......
                                    Commission file number 000-28237

                       EYE CATCHING MARKETING CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                 Nevada                                   98-0204678
     --------------------------------------------------------------------
     (State or other jurisdiction of                     (IRS Employer
      Incorporation or organization)                  Identification No.)

   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                       Eye Catching Marketing CORPORATION


                                      INDEX


Part I-Financial Information

     Item 1. Financial Statements..........................................   3

     Item 2. Plan of Operation.............................................   7

Part II-Other Information

     Item 6.  Exhibits and Reports on Form 8-K ............................  13

     Signatures............................................................  14

Part I. Item 1. Financial Information

                       EYE CATCHING MARKETING CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2001

                                     ASSETS

                                                         TOTAL ASSETS  $      -
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
  Accounts payable and accrued liabilities ..........................  $    750
                                                                       --------
                                                    TOTAL LIABILITIES       750
                                                                       --------

SHAREHOLDERS' DEFICIT (Note B):
  Common stock ......................................................        50
  Additional paid-in capital ........................................    20,394
  Deficit accumulated during the development stage ..................   (21,194)
                                                                       --------
                                          TOTAL SHAREHOLDERS' DEFICIT      (750)
                                                                       --------

                                                                       $      -
                                                                       ========


           See accompanying notes to condensed financial statements.

                            EYE CATCHING MARKETING CORPORATION
                               (A Development Stage Company)

                            CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                               March 3,
                                                                                 1997
                                Three Months Ended     Nine Months Ended      (inception)
                                      June 30,              June 30,            Through
                                -------------------   --------------------      June 30,
                                  2001       2000       2001        2000          2001
                                --------   --------   --------   ---------    -----------

COSTS AND EXPENSES
  Legal fees .................  $ 1,545    $ 1,505    $ 4,528    $  7,360       $ 12,457
  Accounting fees ............      250        250        750         733          4,606
  Printing ...................        -        682          -       3,681          3,681
  Licenses and fees ..........        -          -        200         200            400
  Stock-based compensation
   for organizational costs
   (Note B) ..................        -          -          -           -             50
                                -------    -------    -------    --------       --------
       LOSS FROM OPERATIONS      (1,795)    (2,437)    (5,478)    (11,974)       (21,194)
                                -------    -------    -------    --------       --------

INCOME TAXES (Note C) ........        -          -          -           -              -
                                -------    -------    -------    --------       --------

                   NET LOSS     $(1,795)   $(2,437)   $(5,478)   $(11,974)      $(21,194)
                                =======    =======    =======    ========       ========

BASIC AND DILUTED
 LOSS PER COMMON SHARE .......  $     *    $     *    $ (0.01)   $  (0.02)
                                =======    =======    =======    ========

BASIC AND DILUTED WEIGHTED
 AVERAGE COMMON SHARES
 OUTSTANDING .................  500,000    500,000    500,000     500,000
                                =======    =======    =======    ========


*   Less than .01 per share


See accompanying notes to condensed financial statements.

                       EYE CATCHING MARKETING CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     March 3,
                                                                       1997
                                            Nine Months Ended       (inception)
                                                 June 30,            Through
                                          ----------------------     June 30,
                                             2001         2000          2001
                                          ---------   ----------    -----------

Net cash used in operating
 activities ............................  $ (6,798)   $ (11,792)     $ (25,647)
                                          --------    ---------      ---------

Cash flows from financing activities:
  Third party expenses paid by
   affiliate on behalf of the
   company, recorded as additional-
   paid-in capital......................     6,798       11,792         25,647
                                          --------    ---------      ---------
Net cash provided by financing
 activities.............................     6,798       11,792         25,647
                                          --------    ---------      ---------

                      Net change in cash         -            -              -
Cash, beginning of period...............         -            -              -
                                          --------    ---------      ---------

                     Cash, end of period  $      -    $       -      $       -
                                          ========    =========      =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ...........................  $      -    $       -      $       -
                                          ========    =========      =========
    Income taxes .......................  $      -    $       -      $       -
                                          ========    =========      =========

  Non-cash financing transactions:
    500,000 shares common stock
     issued for services ...............  $      -    $       -      $      50
                                          ========    =========      =========


           See accompanying notes to condensed financial statements.

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

NOTE B: RELATED PARTY TRANSACTIONS

Following its inception, the Company issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50.

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the three and nine months ended June 30, 2001, R.D. Capital made payments to vendors totaling $1,545 and $6,798, respectively, on behalf of the Company.

Through June 30, 2001, R.D. Capital has contributed capital totaling $20,394.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

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

     We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs, 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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



                                         EYE CATCHING MARKETING CORPORATION



Date:  August 10, 2001                   By:  /s/  Edwin A. Bomford
                                            ------------------------------------
                                              Edwin A. Bomford, President