Form 10KSB
period 2001-09-30
EYE CATCHING MARKETING CORP
filed 2001-12-21
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-28237

                       EYE CATCHING MARKETING CORPORATION
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204678
                     (I.R.S. Employer Identification Number)

                           104 - 1456 St. Paul Street
                       Kelowna, British Columbia, V1Y 2E6
                    (Address of principal executive offices)

                                  (250)868-8177
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2001 were $0.00.

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

On September 30, 2001, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                                ---      ---

                                     PART I
                                    BUSINESS

Item 1. Description of Business
-------------------------------

Eye Catching Marketing Corporation (referred to as "us," "we" or "our"), was incorporated on March 3, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

Lock-up Agreement
-----------------

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

Investment Company Act of 1940
------------------------------

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

Investment Advisors Act of 1940
-------------------------------

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

Dissenter's Rights
------------------

In accordance with Nevada Revised Statutes ("NRS") ss. 78.3793, on the 10th day following the acquisition of a controlling interest by an acquiring person, if the control shares are accorded full voting rights pursuant to NRS ss. 78.378 to 78.3793, inclusive, and the acquiring person has acquired a majority interest of the voting shares, any stockholder of record, other than the acquiring person, who has not voted in favor of authorizing voting rights for the control shares is entitled to demand payment for the fair value of his shares by making a written demand.

Forward Looking Statements
--------------------------

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

Item 2. Description of Property
-------------------------------

We have no properties and at this time have no agreements to acquire any properties.

We operate from our offices at Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada. Space is provided to the Company on a rent free basis by Mr. Hemmerling, an officer and director of the Company, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

Item 3. Legal Proceedings
-------------------------

The Company is not involved in my legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

Market Price
------------

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

Item 6. Plan of Operation
-------------------------

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

We have not and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds 60.8% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

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

General Business Plan
---------------------

Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements at page F-1. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, or 10-QSB's, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analysing prospective business opportunities, management will consider:

-    the available technical, financial and managerial resources;

-    working capital and other financial requirements;

-    history of operations, if any;

-    prospects for the future;

-    nature of present and expected competition;

- the quality and experience of management services that may be available and the depth of that management;

-    the potential for further research, development, or exploration;

- specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;

-    the potential for growth or expansion;

-    the potential for profit;

- the perceived public recognition of acceptance of products, services, or trades;

-    name identification; and

-    other relevant factors.

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

Acquisition of Opportunities
----------------------------

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

Competition
-----------

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of publishing and sales and the need for no additional financing.

Item 7. Financial Statements
----------------------------

The audited financial statements for Eye Catching Marketing Corporation for the year ending September 30, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB. Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2001.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Name                            Age            Position
------------------              ---            ---------------------------------
Robert Hemmerling               41             President, Chairman and Director
Devinder Randhawa               40             Secretary, Treasurer and Director

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

Resumes
-------

Robert Hemmerling, President, chairman and director, was appointed to his positions on March 3, 1997. In addition to his positions with us, since September 1996, Mr. Hemmerling has been employed with Strathmore Minerals Corp., Kelowna, British Columbia in the investor relations department. Strathmore Minerals Corp. is engaged in the business of acquiring and developing uranium properties. Prior, from January 1996 through August 1996, Mr. Hemmerling was unemployed. From January 1992 through December 1995, Mr. Hemmerling was an electrician with Concord Electric, Kelowna, British Columbia. He devotes his time as necessary to our business, which time is expected to be nominal.

Devinder Randhawa, Secretary, Treasurer and director, was appointed to his positions on March 3, 1997. Upon completing his MBA in 1985, Mr. Randhawa has been in the venture capital/corporate finance (sub-investment banking). Mr. Randhawa was either a registered representative or an analyst for 8 years before founding RD Capital Inc. RD Capital, Inc. is a privately held consulting firm assisting emerging companies in the resource and non-resource sectors. Mr. Randhawa was the founder of start-ups such as First Smart Sensor and Strathmore Minerals Corp. Mr. Randhawa received a Bachelors Degree in Business Administration with Honors from Trinity Western College of Langley, British Columbia in 1983 and received his MBA from the University of British Columbia in 1985. He devotes a nominal part of his time to our business.

Item 10. Executive Compensation
-------------------------------

None of our officers and/or directors have received any compensation for their respective services rendered unto us. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

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


--------------------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                           --------------------------
                                           Annual Compensation                      Awards               Payouts
--------------------------------   -------------------------------------   --------------------------   -----------   ----------
          (a)             (b)          (c)         (d)          (e)            (f)          (g)            (h)           (i)
------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------
                                                              Other                                                     All
                                                              Annual       Restricted    Securities                     Other
  Name and Principle                                           Comp-         Stock       Underlying        LTIP         Comp-
       Position                      Salary       Bonus      ensation       Award(s)    Option/SARs      Payouts      ensation
                          Year         ($)         ($)          ($)            ($)          (#)            ($)           ($)

------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------
Robert Hemmerling,       2000/        $0.00       $0.00        $0.00          $0.00          0            $0.00         $0.00
President                2001
------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------
Devinder Randhawa,       2000/        $0.00       $0.00        $0.00          $0.00          0            $0.00         $0.00
Secretary, Treasurer     2001
and Director
------------------------ -------   ------------ ----------- ------------   ------------ -------------   -----------   ----------


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2001 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                    Name and Address         Amount and Nature         Percent
Title of Class      of Beneficial Owner      of Beneficial Owner       of Class
--------------      -------------------      -------------------       --------

Common Stock        Robert Hemmerling        152,000 common shares     30.4
                    Suite 104                Direct Ownership
                    1456 St. Paul Street
                    Kelowna, B.C.
                    V1Y 2E6

Common Stock        Devinder Randhawa        152,000 common shares     30.4%
                    Suite 104                Direct Ownership
                    1456 St. Paul Street
                    Kelowna, B.C.
                    V1Y 2E6

Common Stock        All Officers and         304,000 common shares     60.8%
                    Directors as a Group

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits, List and Reports on Form 8-K.
------------------------------------------------

(A)  Exhibits

Exhibit
Number     Description
------     ---------------------------------------------------------------------
3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-28237) filed on November 22, 1999 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 000-28237) on November 22, 1999 incorporated herein by reference.

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-28237) filed on November 22, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended December 31, 2000, filed on February 14, 2001, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2001, filed on May 9, 2001, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2001, filed on August 13, 2001, incorporated herein by reference.

(B)  Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EYE CATCHING MARKETING CORPORATION


Dated:  December 20, 2001       Per:     /s/Robert Hemmerling
                                         ---------------------------------------
                                         Robert Hemmerling,
                                         President, C.F.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                /s/Robert Hemmerling
                                ------------------------------------------------
                                Robert Hemmerling, President, C.F.O. Director

                                December 20, 2001
                                ------------------------------------------------
                                Date

                       EYE CATCHING MARKETING CORPORATION

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent auditors' report .............................................   F-2
Balance sheet, September 30, 2001 ........................................   F-3
Statements of operations, for the years ended
     September 30, 2001 and 2000 .........................................   F-4
Statement of shareholders' deficit, from October 1, 1999 through
     September 30, 2001 ..................................................   F-5
Statements of cash flows, for the years ended September 30,
     2001 and 2000 .......................................................   F-6
Notes to financial statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Eye Catching Marketing Corporation


We have audited the balance sheet of Eye Catching Marketing Corporation as of September 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Catching Marketing Corporation as of September 30, 2001, and the related statements of operations and cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a working capital deficiency as of September 30, 2001 and recurring losses since inception . These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
December 7, 2001

                       EYE CATCHING MARKETING CORPORATION

                                  Balance Sheet

                               September 30, 2001

                                     ASSETS

                                              TOTAL ASSETS    $   --
                                                              ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
      Accounts payable ....................................   $    695
      Accrued liabilities .................................      1,500
                                                              --------
                                         Total liabilities       2,195
                                                              --------

Shareholders' deficit:
      Common stock, $.0001 par value, 100,000,000 shares
         authorized, 500,000 shares issued and outstanding          50
      Additional paid-in capital (Note B) .................     21,202
      Retained deficit ....................................    (23,447)
                                                              --------
                               Total shareholders' deficit      (2,195)
                                                              --------

               TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $   --
                                                              ========

On behalf of the Board of Directors:

/s/Robert Hemmerling, Director                   /s/Devinder Randhawa, Director
------------------------------                   ------------------------------
Robert Hemmerling, Director                      Devinder Randhawa, Director

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Operations

                                               Years Ended September 30,
                                                  2001          2000
                                                ---------    ---------
Costs and expenses:
     Legal fees .............................   $   5,223    $   7,929
     Accounting fees ........................       2,250        2,233
     Printing ...............................        --          3,681
     Licenses and fees ......................         200          200
     Other general and administrative .......          58         --
                                                ---------    ---------
                     Total costs and expenses       7,731       14,043
                                                ---------    ---------
                               Operating loss      (7,731)     (14,043)
                                                ---------    ---------

Income taxes (Note C) .......................        --           --
                                                ---------    ---------

                                     Net loss   $  (7,731)   $ (14,043)
                                                =========    =========


Basic and diluted loss per common share .....   $   (0.02)   $   (0.03)
                                                =========    =========

Basic and diluted weighted average common
     shares outstanding .....................     500,000      500,000
                                                =========    =========

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Statement of Shareholders' Deficit

                   October 1, 1999 through September 30, 2001

                                                                  Common Stock       Additional
                                                                -------------------   Paid-In    Retained
                                                                 Shares    Par Value  Capital    Deficit       Total
                                                                --------   --------   --------   --------    --------
                                     BALANCE, OCTOBER 1, 1999    500,000   $     50   $   --     $ (1,673)   $ (1,623)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........................       --         --       13,596       --        13,596
Net loss for year ended September 30, 2000 ..................       --         --         --      (14,043)    (14,043)
                                                                --------   --------   --------   --------    --------
                                  BALANCE, SEPTEMBER 30, 2000    500,000         50     13,596    (15,716)     (2,070)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........................       --         --        7,606       --         7,606
Net loss for year ended September 30, 2001 ..................       --         --         --       (7,731)     (7,731)
                                                                --------   --------   --------   --------    --------
                                  BALANCE, SEPTEMBER 30, 2001    500,000   $     50   $ 21,202   $(23,447)   $ (2,195)
                                                                ========   ========   ========   ========    ========

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Cash Flows
                                                              Years Ended September 30,
                                                                  2001       2000
                                                                --------   --------
Cash flows from operating activities:
      Net loss .............................................   $ (7,731)   $(14,043)
      Transactions not requiring cash:
         Changes in operating liabilities:
            Accounts payable and accrued liabilities .......        125         447
                                                               --------    --------
                       Net cash used in operating activities     (7,606)    (13,596)
                                                               --------    --------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital ........................      7,606      13,596
                                                               --------    --------
                   Net cash provided by financing activities      7,606      13,596
                                                               --------    --------

Net change in cash .........................................       --          --
Cash, beginning of period ..................................       --          --
                                                               --------    --------

                                         Cash, end of period   $   --      $   --
                                                               ========    ========


Supplemental  disclosure of cash flow  information:
     Cash paid during the period
      for:
         Interest ..........................................   $   --      $   --
                                                               ========    ========
         Income taxes ......................................   $   --      $   --
                                                               ========    ========


                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


Note A: Organization and summary of significant accounting policies

Organization

Eye Catching Marketing Corporation (the "Company") was incorporated, under the laws of Nevada on March 3, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended September 30, 2001. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2001 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2001.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


Use of estimates

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

Loss per common share

Basic loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At September 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. During the years ended September 30, 2001 and 2000, the Company incurred $21,774 in expenses of which $19,579 was paid by the affiliate. The remaining balance of $2,195 is included in accounts payable and accrued liabilities in the accompanying financial statements.

Since the Company's inception, the affiliate has paid expenses on behalf of the Company totaling $21,202. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          For the Years Ended
                                                             September 30,
                                                          ------------------
                                                            2001       2000
                                                          --------   -------
   U.S. statutory federal rate .........................    15.00%   15.00%
   State income tax rate, net of federal benefit .......     3.94%    4.04%
   Net operating loss (NOL) for which no tax
       benefit is currently available ..................   -18.94%  -19.04%
                                                          --------   -------
                                                             0.00%    0.00%
                                                          ========   =======

At September 30, 2001, deferred taxes consisted of a net tax asset of $4,014, due to operating loss carryforwards of $22,752, which was fully allowed for, in the valuation allowance of $4,014. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2001 and 2000 were $1,332 and $2,364, respectively. Net operating loss carryforwards will expire through 2021.

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