Form 10QSB
period 2002-03-31
EYE CATCHING MARKETING CORP
filed 2002-05-08
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                        Commission file Number: 000-28237
                                                ---------

                       EYE CATCHING MARKETING CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0204678
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                      -------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                March 31,2002

Transitional Small Business Disclosure Format (check one):  Yes []    No [ X ]

                       EYE CATCHING MARKETING CORPORATION


                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
                                                                            Page
                                                                            ----

Condensed balance sheet, March 31, 2002 (unaudited) .......................   3

Condensed statements of operations for the three months
     and six months ended March 31, 2002 and 2001 (unaudited) .............   4

Condensed statements of cash flows for the six months
     ended March 31, 2002 and 2001 (unaudited) ............................   5

Notes to condensed financial statements (unaudited) .......................   6

     Item 2 Plan of Operation .............................................   7

PART II. OTHER INFORMATION

     Item 1 Legal Proceedings .............................................  11

     Item 2 Changes in Securities .........................................  11

     Item 3 Defaults Upon Senior Securities ...............................  11

     Item 4 Submission of Matters to a Vote of Security Holders ...........  11

     Item 5 Other Information .............................................  11

     Item 6 Exhibits and Reports on Form 8K ...............................  11


SIGNATURES ................................................................  12

                       EYE CATCHING MARKETING CORPORATION

                             Condensed Balance Sheet

                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

                                                     TOTAL ASSETS      $   --
                                                                       ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
      Accounts payable ...........................................     $  1,213
      Accrued liabilities ........................................          250
                                                                       --------
                                                Total liabilities         1,463
                                                                       --------

Shareholders' deficit:
      Common stock ...............................................           50
      Additional paid-in capital (Note B) ........................       25,155
      Retained deficit ...........................................      (26,668)
                                                                       --------
                                      Total shareholders' deficit        (1,463)
                                                                       --------

                      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $    --
                                                                        ========

On behalf of the Board:

/s/Devinder Randhawa                            /s/Robert Hemmerling
---------------------------                     ---------------------------
Devinder Randhawa, Director                     Robert Hemmerling, Director


            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended         Six Months Ended
                                                               March 31,                March 31,
                                                        ----------------------    ----------------------
                                                          2002         2001         2002             2001
                                                        ---------    ---------    ---------    ---------
                  General and administrative expenses   $   1,411    $   3,037    $   3,221    $   3,683
                                                        ---------    ---------    ---------    ---------
                                       Operating loss      (1,411)      (3,037)      (3,221)      (3,683)
                                                        ---------    ---------    ---------    ---------

Income taxes (Note C) ...............................        --           --           --           --
                                                        ---------    ---------    ---------    ---------

                                             Net loss   $  (1,411)   $  (3,037)   $  (3,221)   $  (3,683)
                                                        =========    =========    =========    =========


Basic and diluted loss per common share .............   $   (0.01)       (0.01)       (0.01)       (0.01)
                                                        =========    =========    =========    =========

Basic and diluted weighted average common
     shares outstanding .............................     500,000      500,000      500,000      500,000
                                                        =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                                       Six Months Ended
                                                                            March 31,
                                                                      ------------------
                                                                        2002       2001
                                                                      --------   -------
                          Net cash used in operating activities ...   $ (3,953)  $(5,253)
                                                                      --------   -------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital (Note B) ......................      3,953     5,253
                                                                      --------   -------
                          Net cash provided by financing activities      3,953     5,253
                                                                      --------   -------

Net change in cash ................................................       --        --
Cash, beginning of period .........................................       --        --
                                                                      --------   -------

                                            Cash, end of period ...   $   --     $  --
                                                                      ========   =======


Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
         Interest .................................................   $   --     $  --
                                                                      ========   =======
         Income taxes .............................................   $   --     $  --
                                                                      ========   =======


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

NOTE B: RELATED PARTY TRANSACTIONS

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the six months ended March 31, 2002 and 2001, R.D. Capital made payments to vendors totaling $3,953 and $5,253, respectively, on behalf of the Company. Through March 31, 2002, R.D. Capital has contributed capital totaling $25,155.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 1  LEGAL PROCEEDINGS

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

                                 EYE CATCHING MARKETING CORPORATION


Dated:  May 3, 2002              Per:     /s/Robert Hemmerling
                                          --------------------------------
                                          Robert Hemmerling,
                                          President, C.F.O. and Director