Form 10QSB
period 2002-06-30
EYE CATCHING MARKETING CORP
filed 2002-08-14
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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



State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                at June 30, 2002

Transitional Small Business Disclosure Format (check one):  Yes []    No [ X ]

                       EYE CATCHING MARKETING CORPORATION


                                      INDEX


PART 1.  FINANCIAL INFORMATION
                                                                            Page
         Item 1.  Financial Statements                                      ----

                  Balance Sheet as of June 30, 2002 .......................  3

                  Statements of Operations for the
                  three and nine months ended June 30,
                  2002 and 2001 ...........................................  4

                  Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001 .................  5

                  Notes to Consolidated Financial Statements ..............  6

         Item 2.  Plan of Operations ......................................  7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ....................................... 11

         Item 2.  Changes in Securities ................................... 11

         Item 3.  Defaults Upon Senior Securities ......................... 11

         Item 4.  Submission of Matters to a Vote of Security Holders ..... 11

         Item 5.  Other Information ....................................... 11

         Item 6.  Exhibits and Reports on Form 8K ......................... 11


         SIGNATURES ....................................................... 12

                       EYE CATCHING MARKETING CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2002

                                   (unaudited)


                                     ASSETS

                                                TOTAL ASSETS       $   --
                                                                   ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
      Accounts payable .....................................       $  1,213
      Accrued liabilities ..................................            250
      Due to related party (Note B) ........................            983
                                                                   --------
                                           Total liabilities          2,446
                                                                   --------

Shareholders' deficit:
      Common stock .........................................             50
      Additional paid-in capital (Note B) ..................         25,155
      Retained deficit .....................................        (27,651)
                                                                   --------
                                 Total shareholders' deficit         (2,446)
                                                                   --------

                 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $   --
                                                                   ========



On behalf of the Board:

/s/Devinder Randhawa                            /s/Robert Hemmerling
---------------------------                     ---------------------------
Devinder Randhawa, Director                     Robert Hemmerling, Director


            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION
                            STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                          Three Months Ended        Nine Months Ended
                                                               June 30,                  June 30,
                                                        ----------------------    ----------------------
                                                          2002         2001         2002         2001
                                                        ---------    ---------    ---------    ---------
Costs and expenses:
                  General and administrative expenses   $     983    $   1,795    $   4,204    $   5,478
                                                        ---------    ---------    ---------    ---------
                                       Operating loss        (983)      (1,795)      (4,204)      (5,478)
                                                        ---------    ---------    ---------    ---------

Income taxes (Note C) ...............................        --           --           --           --
                                                        ---------    ---------    ---------    ---------

                                             Net loss   $    (983)   $  (1,795)   $  (4,204)   $  (5,478)
                                                        =========    =========    =========    =========


Basic and diluted loss per common share .............   $   (0.00)       (0.00)       (0.00)       (0.01)
                                                        =========    =========    =========    =========

Basic and diluted weighted average common
     shares outstanding .............................     500,000      500,000      500,000      500,000
                                                        =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                      ------------------
                                                                       2002        2001
                                                                      ------------------
Cash flows from operating activities:
                              Net cash used in operating activities   $(3,953)   $(6,798)
                                                                      -------    -------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         due to related party (Note B) ............................       983       --
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital (Note B) ......................     2,970      6,798
                                                                      -------    -------
                          Net cash provided by financing activities     3,953      6,798
                                                                      -------    -------

Net change in cash ................................................      --         --
Cash, beginning of period .........................................      --         --
                                                                      -------    -------

                                                Cash, end of period   $  --      $  --
                                                                      =======    =======


Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
         Interest                                                     $  --      $  --
                                                                      =======    =======

         Income taxes                                                 $  --      $  --
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


NOTE B: RELATED PARTY TRANSACTIONS

The Company has no cash operating account. An affiliate, R.D. Capital, Inc., has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as either contributed capital or as loans (due to related party) in the accompanying condensed financial statements. During the nine months ended June 30, 2002 and 2001, R.D. Capital made payments to vendors, recorded as contributed capital, totaling $2,870 and $6,798, respectively, on behalf of the Company. Through June 30, 2002, R.D. Capital has paid a total of $25,155 to vendors on behalf of the Company. During the nine months ended June 30, 2002 and 2001, R.D. Capital made payments to vendors, recorded as due to related party, totaling $983 and $-0-, respectively, on behalf of the Company. As of June 30, 2002, the Company is indebted to R.D. Capital, for payment of vendor invoices, in the amount of $983.


NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management"s Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   None

          (b)      Reports on Form 8-K

                   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EYE CATCHING MARKETING CORPORATION


Dated:  August 9, 2002                  Per:     /s/Robert Hemmerling
                                                 -------------------------------
                                                 Robert Hemmerling,
                                                 President, C.F.O. and Director