Form 10KSB
period 2002-10-31
EYE CATCHING MARKETING CORP
filed 2002-12-23
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-28237
                                                ---------


                       EYE CATCHING MARKETING CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0204678
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    ----------------------------------------
                    (Address of principal executive offices)


                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2002 were $0.00.

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

On September 30, 2002, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No X
                                                               ---      ---

                                     PART I
                                    BUSINESS

Item 1.  Description of Business
--------------------------------

Eye Catching Marketing Corporation (referred to as "us," "we" or "our") was incorporated on March 3, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

Item 2.  Description of Property
--------------------------------

We have no properties and at this time have no agreements to acquire any properties.

We operate from our offices at Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, Canada. Space is provided to the Company on a rent free basis by Mr. Hemmerling, an officer and director of the Company, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

Item 3.  Legal Proceedings
--------------------------

The Company is not involved in my legal proceedings at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

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

Item 6.  Plan of Operation
--------------------------

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

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Eye Catching Marketing Corporation for the year ending September 30, 2002 are included as part of this Form 10KSB following the signature page of this Form 10KSB. Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2002.

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

Name                            Age            Position
----                            ---            --------

Robert Hemmerling               42             President, Chairman and Director
Devinder Randhawa               41             Secretary, Treasurer and Director

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

Item 10.  Executive Compensation
--------------------------------

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

                                       12

                                              SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                       --------------------------------------

                                         Annual Compensation                    Awards            Payouts
                                 ------------------------------------- -------------------------- -----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2002
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Devinder Randhawa,       2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2002
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2002 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                 Name and Address                Amount and Nature      Percent
Title of Class   of Beneficial Owner             of Beneficial Owner    of Class
--------------   -------------------             -------------------    --------

Common Stock     Robert Hemmerling               152,000 common shares  30.4%
                 Suite 810, 1708 Dolphin Avenue  Direct Ownership
                 Kelowna, B.C.
                 V1Y 9S4

Common Stock     Devinder Randhawa               152,000 common shares  30.4%
                 Suite 810, 1708 Dolphin Avenue  Direct Ownership
                 Kelowna, B.C.
                 V1Y 9S4

Common Stock     All Officers and Directors      304,000 common shares  60.8%
                 as a Group

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

(A)  Exhibits

Exhibit
Number    Description
------    -----------

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

13.1 Form 10QSB for the Period ended December 31, 2001, filed on February 12, 2002, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2002, filed on May 8, 2002, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2002, filed on August 14, 2002, incorporated herein by reference.

99.1     Certification of Disclosure by the Company's Chief Executive Officer

99.2     Certification of Disclosure by the Company's Chief Financial Officer

(B)  Reports on Form 8-K

         None
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EYE CATCHING MARKETING CORPORATION


Dated:  December 18, 2002         Per:     /s/Robert Hemmerling
                                           -------------------------------------
                                           Robert Hemmerling,
                                           President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                  /s/Robert Hemmerling
                                  ----------------------------------------------
                                  Robert Hemmerling, President, C.E.O. Director

                                  December 18, 2002
                                  ----------------------------------------------
                                  Date

PART II

ITEM 7 FINANCIAL STATEMENTS


                       EYE CATCHING MARKETING CORPORATION

                          Index to Financial Statements

                                                                            Page
                                                                            ----


Independent Auditors' Report .............................................   F-2

Balance Sheet at September 30, 2002 ......................................   F-3

Statements of Operations for the years ended September 30, 2002 and 2001 .   F-4

Statements of Changes in Shareholders' Deficit for the period from
     October 1, 2000 through September 30, 2002 ..........................   F-5

Statements of Cash Flows for the years ended September 30, 2002 and 2001 .   F-6

Notes to Financial Statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Eye Catching Marketing Corporation


We have audited the balance sheet of Eye Catching Marketing Corporation as of September 30, 2002 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Catching Marketing Corporation as of September 30, 2002, and the related statements of operations and cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2002 and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
December 19, 2002

                       EYE CATCHING MARKETING CORPORATION

                                  Balance Sheet
                               September 30, 2002

 Assets
Total assets .......................................................   $   --
                                                                       ========


                 Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .......................   $  3,871
                                                                       --------

                Total current liabilities ..........................      3,871
                                                                       --------

Shareholders' deficit (Note 2):
    Common stock , $.0001 par value.  100,000,000 shares authorized,
      500,000 shares issued and outstanding ........................         50
    Additional paid-in capital .....................................     26,563
    Retained deficit ...............................................    (30,484)
                                                                       --------

                Total shareholders' deficit ........................     (3,871)
                                                                       --------

                                                                           --
                                                                       ========


                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Operations

                                              Years Ended September 30,
                                               ----------------------
                                                2002          2001
                                               ---------    ---------
Costs and expenses:
Selling, general and administrative expenses   $   7,037    $   7,731
                                               ---------    ---------


                Loss before income taxes ...      (7,037)      (7,731)
                                               ---------    ---------

Income tax provision (Note 3) ..............        --           --
                                               ---------    ---------

                Net loss ...................   $  (7,037)   $  (7,731)
                                               =========    =========

Basic and diluted loss per share ...........   $   (0.01)   $   (0.02)
                                               =========    =========

Weighted average common shares outstanding .     500,000      500,000
                                               =========    =========


                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                 Statements of Changes in Shareholders' Deficit

                                                                       Common Stock      Additional
                                                                    -------------------   Paid-In    Retained
                                                                     Shares    Par Value  Capital     Deficit     Total
                                                                    --------   --------   --------   --------    --------
                                         BALANCE, OCTOBER 1, 2000    500,000   $     50   $ 13,596   $(15,716)   $ (2,070)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2) ...............................       --         --        7,606       --         7,606
Net loss for year ended September 30, 2001 ......................       --         --         --       (7,731)     (7,731)
                                                                    --------   --------   --------   --------    --------
                                      BALANCE, SEPTEMBER 30, 2001    500,000         50     21,202    (23,447)     (2,195)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2) ...............................       --         --        5,361       --         5,361
Net loss for the year ended September 30, 2002 ..................       --         --         --       (7,037)     (7,037)
                                                                    --------   --------   --------   --------    --------
                                      BALANCE, SEPTEMBER 30, 2002    500,000   $     50   $ 26,563   $(30,484)   $ (3,871)
                                                                    ========   ========   ========   ========    ========

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Cash Flows

                                                                        Years Ended
                                                                        September 30,
                                                                      ------------------
                                                                       2002       2001
                                                                      -------    -------
Cash flows from operating activities:
      Net loss ....................................................   $(7,037    $(7,731)
      Adjustments to reconcile net income to net cash
            provided by operating activities:
         Changes in operating liabilities:
            Accounts payable and accrued liabilities ..............     1,676        125
                                                                      -------    -------
                              Net cash used in operating activities    (5,361)    (7,606)
                                                                      -------    -------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company (Note 2) ...........................     5,361      7,606
                                                                      -------    -------
                          Net cash provided by financing activities     5,361      7,606
                                                                      -------    -------

Net change in cash ................................................      --         --
Cash, beginning of period .........................................      --         --
                                                                      -------    -------

                                                Cash, end of period   $  --      $  --
                                                                      =======    =======


Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
         Interest .................................................   $  --      $  --
                                                                      =======    =======
         Income taxes .............................................   $  --      $  --
                                                                      =======    =======

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


Note 1: Organization and summary of significant accounting policies

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2002 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2002.

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

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements

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

At September 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

Note 2: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. During the years ended September 30, 2002 and 2001, the Company incurred $14,768 in expenses of which $10,897 was paid by the affiliate. The remaining balance of $3,871 is included in accounts payable and accrued liabilities in the accompanying financial statements.

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


Since the Company's inception, the affiliate has paid expenses on behalf of the Company totaling $26,563 affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                          For the Years Ended
                                                             September 30,
                                                          ---------------------
                                                             2002       2001
                                                          ---------   ---------
U.S. statutory federal rate ............................     15.00%      15.00%
State income tax rate, net of federal benefit ..........      3.94%       3.94%
Net operating loss (NOL) for which no tax
    benefit is currently available .....................    -18.94%     -18.94%
                                                          ---------   ---------
                                                              0.00%       0.00%
                                                          =========   =========

At September 30, 2002, deferred taxes consisted of a net tax asset of $5,478, due to operating loss carryforwards of $30,484, which was fully allowed for, in the valuation allowance of $5,478. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2002 and 2001 were $1,332 and $1,464 respectively. Net operating loss carryforwards will expire through 2022.

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