Form 10QSB
period 2002-12-31
EYE CATCHING MARKETING CORP
filed 2003-02-14
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                        Commission file Number: 000-28237
                                                ---------

                       EYE CATCHING MARKETING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204678
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     ---------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable date:     500,000 common shares as at
                                                December 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                       EYE CATCHING MARKETING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet as of December 31, 2002                        3

                  Statement of Operations for the period ended
                  December 31, 2002                                            4

                  Statements of Cash Flows for the period ended
                  December 31, 2002                                            5

                  Notes to Consolidated Financial Statements                   6

         Item 2   Plan of Operation                                            7

PART II. OTHER INFORMATION

         Item 1   Legal Proceedings                                           11

         Item 2   Changes in Securities                                       11

         Item 3   Defaults Upon Senior Securities                             11

         Item 4   Submission of Matters to a Vote of Security Holders         11

         Item 5   Other Information                                           11

         Item 6   Exhibits and Reports on Form 8K                             11

         SIGNATURES                                                           12

PART I FINANCIAL INFORMATION
Item 1 Financial Statements



                       EYE CATCHING MARKETING CORPORATION


                          Index to Financial Statements


                                                                            Page
                                                                            ----


Condensed Balance Sheet at December 31, 2002 (unaudited) ...................   3

Condensed Statements of Operations for the three months ended
     December 31, 2002 and 2001 (unaudited) ................................   4

Condensed Statements of Cash Flows for the three months ended
     December 31, 2002 and 2001 (unaudited) ................................   5

Notes to Condensed Financial Statements ....................................   6

                       EYE CATCHING MARKETING CORPORATION

                             Condensed Balance Sheet
                                December 31, 2002
                                   (Unaudited)



 Assets
Total assets ....................................................      $   --
                                                                       ========


                 Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities ....................      $  4,285
                                                                       --------

                Total current liabilities .......................         4,285
                                                                       --------

Shareholders' deficit (Note 2):
    Common stock ................................................            50
    Additional paid-in capital ..................................        27,546
    Retained deficit ............................................       (31,881)
                                                                       --------

                Total shareholders' deficit .....................        (4,285)
                                                                       --------

                                                                       $   --
                                                                       ========


            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                       ------------------------
                                                         2002            2001
                                                       ---------      ---------
Costs and expenses:
Selling, general and administrative expenses .....     $   1,397      $   1,810
                                                       ---------      ---------


                Loss before income taxes .........        (1,397)        (1,810)
                                                       ---------      ---------

Income tax provision (Note 3) ....................          --             --
                                                       ---------      ---------

                Net loss .........................     $  (1,397)     $  (1,810)
                                                       =========      =========

Basic and diluted loss per share .................     $   (0.00)     $   (0.00)
                                                       =========      =========

Weighted average common shares outstanding .......       500,000        500,000
                                                       =========      =========


            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended
                                                                           December 31,
                                                                      ----------------------
                                                                        2002          2001
                                                                      --------      --------
                              Net cash used in operating activities       (983)         (966)
                                                                      --------      --------

Cash flows from financing activities:
      Proceeds from loan issuance by related party (Note B) .......       --            --
      Third party expenses paid by affiliate on
         behalf of the company (Note 2) ...........................        983           966
                                                                      --------      --------
                          Net cash provided by financing activities        983           966
                                                                      --------      --------

Net change in cash ................................................       --            --
Cash, beginning of period .........................................       --            --
                                                                      --------      --------

                                                Cash, end of period   $--           $   --
                                                                      ========      ========


Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
         Interest .................................................   $--           $   --
                                                                      ========      ========
         Income taxes .............................................   $--           $   --
                                                                      ========      ========


            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the three months ended December 31, 2002 and 2001, R.D. Capital, Inc. made payments to vendors totaling $983 and $966, respectively, on behalf of the Company. Through December 31, 2002, R.D. Capital, Inc. has contributed a total of $27,546 to capital.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management's Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

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

                                            EYE CATCHING MARKETING CORPORATION


Dated:  February 13, 2003           Per:    /s/Robert Hemmerling
                                            -------------------------------
                                            Robert Hemmerling,
                                            President, C.F.O. and Director