Form 10QSB
period 2003-06-30
EYE CATCHING MARKETING CORP
filed 2003-08-14
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

        500,000 common shares as at June 30, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                       EYE CATCHING MARKETING CORPORATION

                                      INDEX

PART 1.  FINANCIAL INFORMATION

           Item 1.    Financial Statements


                 Condensed Balance Sheet as of June 30, 2003
                 (unaudited)..............................................     3

                 Condensed Statements of Operations for the three
                 three and nine months ended June 30, 2003
                 (unaudited)..............................................     4

                 Condensed Statements of Cash Flows for the
                 nine months ended  June 30, 2003
                 and 2002 (unaudited).....................................     5

                 Notes to Condensed Financial Statements (unaudited)......     6

        Item 2   Plan of Operation........................................     7

        Item 3   Controls and Procedures..................................     8

PART II. OTHER INFORMATION

        Item 1   Legal Proceedings........................................    11

        Item 2   Changes in Securities and Use of Proceeds................    11

        Item 3   Defaults Upon Senior Securities..........................    11

        Item 4   Submission of Matters to a Vote of Security Holders......    11

        Item 5   Other Information........................................    12

        Item 6   Exhibits and Reports on Form 8K..........................    12

        SIGNATURES........................................................    12


           SIGNATURES

                       EYE CATCHING MARKETING CORPORATION

                            Condensed Balance Sheet
                                 June 30, 2003
                                  (Unaudited)

                                     ASSETS

Current assets:
    Cash..................................................$    555
                                                          ========


                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities..............$  1,281
    Indebtedness to related party (Note 2)................   1,000
                                                          --------
                Total current liabilities.................   2,281
                                                          --------

Shareholders' deficit:
    Common stock..........................................      50
    Additional paid-in capital............................  32,970
    Retained deficit...................................... (34,746)
                                                          --------
                Total shareholders' deficit...............  (1,726)
                                                          --------

                                                          $    555
                                                          ========

            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Operations
                                  (Unaudited)


                                                                       Three Months Ended                   Nine Months Ended
                                                                            June 30,                             June 30,
                                                              -----------------------------------   --------------------------------
                                                                     2003                2002              2003             2002
                                                              ------------------  ---------------   --------------   ---------------
Costs and expenses:

    Selling, general and administrative expenses..............$     1,178           $     983       $     4,262       $    4,204
                                                              ------------------  ---------------   --------------   ---------------
                  Loss before income taxes....................     (1,178)               (983)           (4,262)          (4,204)
                                                              ------------------  ---------------   --------------   ---------------

Income tax provision (Note 4).................................         --                  --                --               --
                                                              ------------------  ---------------   --------------   ---------------

                  Net loss....................................$    (1,178)          $    (983)      $    (4,262)      $   (4,204)
                                                              ==================  ===============   ==============   ===============

Basic and diluted loss per share..............................$     (0.00)          $   (0.00)      $     (0.01)      $    (0.00)
                                                              ==================  ===============   ==============   ===============

Weighted average common shares outstanding....................    500,000             500,000           500,000          500,000
                                                              ==================  ===============   ==============   ===============

            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                   Nine Months Ended
                                                                                       June 30,
                                                                        ----------------------------------
                                                                                2003               2002
                                                                        ----------------   ---------------
                               Net cash used in operating activities     $    (6,852)       $    (3,953)
                                                                        ----------------   ---------------

Cash flows from financing activities:
      Proceeds from loan from related party (Note 2)...................        1,000                 --
      Third party expenses paid by affiliate on
         behalf of the Company (Note 2)................................        6,407              3,953
                                                                        ----------------   ---------------
                           Net cash provided by financing activities           7,407              3,953
                                                                        ----------------   ---------------

Net change in cash....................................................           555                 --
Cash, beginning of period.............................................            --                 --
                                                                        ----------------   ---------------
                                                 Cash, end of period     $       555        $        --
                                                                        ================   ===============


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest.....................................................   $        --        $        --
                                                                        ================   ===============
         Income taxes.................................................   $        --        $        --
                                                                        ================   ===============

            The accompanying notes to condensed financial statements.

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

Note 2: Related Party Transactions

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the six months ended June 30, 2003 and 2002, R.D. Capital, Inc. made payments to vendors totaling $6,407 and $3,853, respectively, on behalf of the Company. Through June 30, 2003, R.D. Capital, Inc. has contributed a total of $32,970 to capital.

During the quarter ended June 30, 2003, R.D. Capital loaned the Company $1,000 to open a bank account. The loan is non-interest bearing and is due on demand. The loan is reflected in the accompanying condensed financial statements as "indebtedness to related party".

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                   EYE CATCHING MARKETING CORPORATION

Dated:  August 13, 2003            Per:     /s/Robert Hemmerling
                                            -------------------------

                                            Robert Hemmerling,
                                            President, C.F.O. and Director