Form 10KSB
period 2003-09-30
EYE CATCHING MARKETING CORP
filed 2003-12-23
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-28237

                       EYE CATCHING MARKETING CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204678
                      -------------------------------------
                     (I.R.S. Employer Identification Number)

                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     --------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                            -------------------------
                           (Issuer's telephone number)

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

The Issuer's revenues for its fiscal year ended September 30, 2003 were $0.00.

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

On September 30, 2003, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

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

Item 7.  Financial Statements
-----------------------------

The audited financial statements for Eye Catching Marketing Corporation for the year ending September 30, 2003 are included as part of this Form 10KSB following the signature page of this Form 10KSB. Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2003.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

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

Name                            Age            Position
----                            ---            --------

Robert Hemmerling               44             President, Chairman and Director
Devinder Randhawa               44             Secretary, Treasurer and Director

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

------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------- -------------------------------------- ----------
                                                                              Long Term Compensation
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2003
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Devinder Randhawa,       2002/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2003
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2003 by:

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

13.1 Form 10QSB for the Period ended December 31, 2002, filed on February 14, 2003, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2003, filed on May 15, 2003, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2003, filed on August 14, 2003, incorporated herein by reference.

31.1            Section 302 Certification of Chief Executive Officer

31.2            Section 302 Certification of Chief Financial Officer

32              Section 906 Certification

(B) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EYE CATCHING MARKETING CORPORATION

Dated:  December 18, 2003           Per:   /s/Robert Hemmerling
                                           ------------------------------
                                           Robert Hemmerling,
                                           President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                               /s/Robert Hemmerling
                               --------------------
                               Robert Hemmerling, President, C.E.O. Director

                               December 18, 2003
                               -----------------
                               Date

                         Index to Financial Statements


                                                                        Page
                                                                       ------

Independent Auditors' Report                                            F-2

Balance Sheet at September 30, 2003                                     F-3

Statements of Operations for the years ended
   September 30, 2003 and 2002                                          F-4

Statements of Changes in Shareholders' Deficit for
   the period from October 1, 2001 through September 30, 2003           F-5

Statements of Cash Flows for the years ended
   September 30, 2003 and 2002                                          F-6

Notes to Financial Statements                                           F-7

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Eye Catching Marketing Corporation

We have audited the balance sheet of Eye Catching Marketing Corporation as of September 30, 2003 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Catching Marketing Corporation as of September 30, 2003, and the related statements of operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2003 and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck, P.C.
Denver, Colorado
December 12, 2003

                       EYE CATCHING MARKETING CORPORATION

                                 Balance Sheet
                               September 30, 2003




                                  Assets

Cash...............................................................$        158
                                                                    ============



                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities.......................$      2,969
                                                                    ------------

                Total current liabilities...........................      2,969
                                                                    ------------

Shareholders' deficit (Note 2):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
      500,000 shares issued and outstanding.........................         50
    Additional paid-in capital......................................     34,180
    Retained deficit................................................    (37,041)
                                                                    ------------

                Total shareholders' deficit.........................     (2,811)
                                                                    ------------

                                                                   $        158
                                                                    ============





                 See accompanying notes to financial statements
                                      F-3


                       EYE CATCHING MARKETING CORPORATION

                            Statements of Operations



                                                              Years Ended September 30,
                                                            -----------------------------
                                                                 2003          2002
                                                            -------------  --------------
Costs and expenses:
    Selling, general and administrative expenses...........$     6,557     $    7,037
                                                            -------------  --------------

                     Loss before income taxes..............     (6,557)        (7,037)
                                                            -------------  --------------

Income tax provision (Note 3)..............................         --             --
                                                            -------------  --------------

                     Net loss..............................$    (6,557)    $   (7,037)
                                                            =============  ==============

Basic and diluted loss per share...........................$     (0.01)    $    (0.01)
                                                            =============  ==============

Weighted average common shares outstanding.................    500,000        500,000
                                                            =============  ==============



                 See accompanying notes to financial statements
                                      F-4

                       EYE CATCHING MARKETING CORPORATION

                 Statements of Changes in Shareholders' Deficit




                                                               Common Stock       Additional
                                                          ----------------------    Paid-In   Retained
                                                             Shares   Par Value     Capital    Deficit       Total
                                                          ---------- -----------  ---------- ----------- ----------
                            BALANCE, SEPTEMBER 30, 2001...  500,000          50      21,202    (23,447)     (2,195)

Third party expenses paid by an affiliate on
   behalf of the Company (Note 2).........................        -           -       5,361          -       5,361
Net loss for year ended September 30, 2002................        -           -           -     (7,037)     (7,037)
                                                          ---------- -----------  ---------- ----------  ----------
                            BALANCE, SEPTEMBER 30, 2002...  500,000          50      26,563    (30,484)     (3,871)

Third party expenses paid by an affiliate on
  behalf of the Company (Note 2)..........................        -           -       7,617          -       7,617
Net loss for the year ended September 30, 2003............        -           -           -     (6,557)     (6,557)
                                                          ---------- -----------  ---------- ----------- ----------
                            BALANCE, SEPTEMBER 30, 2003...  500,000   $      50    $ 34,180  $ (37,041)  $  (2,811)
                                                          ========== ===========  ========== =========== ==========









                 See accompanying notes to financial statements
                                      F-5

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Cash Flows


                                                                          Years Ended September 30,
                                                                        ----------------------------
                                                                              2003          2002
                                                                        -------------  -------------
 Cash flows from operating activities:
      Net loss..........................................................$     (6,557)  $     (7,037)
      Adjustments to reconcile net income to net cash
            provided by operating activities:
         Changes in operating liabilities:
            Accounts payable and accrued liabilities....................        (902)         1,676
                                                                        -------------  -------------
                               Net cash used in operating activities....      (7,459)        (5,361)
                                                                        -------------  -------------

Cash flows from financing activities:
      Capital contributed by an affiliate (Note 2)......................       7,617          5,361
                                                                        -------------  -------------
                           Net cash provided by financing activities....       7,617          5,361
                                                                        -------------  -------------

Net change in cash......................................................         158             --
Cash, beginning of period...............................................          --             --
                                                                        -------------  -------------

                                                 Cash, end of period....$        158   $         --
                                                                        =============  =============


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest.......................................................$         --   $         --
                                                                        =============  =============
         Income taxes...................................................$         --   $         --
                                                                        =============  =============








                 See accompanying notes to financial statements
                                      F-6

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2003 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2003.

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

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


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

At September 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

Note 2: Related party transactions

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the years ended September 30, 2003 and 2002, RD Capital paid expenses totaling $6,117 and $5,361, respectively, on behalf of the Company. Since the Company's inception, RD Capital has paid expenses on behalf of the Company totaling $32,680. In addition, RD Capital contributed $1,500 to the Company for working capital during the year ended September 30, 2003. RD Capital does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by RD Capital are classified as additional paid-in capital. Through September 30, 2003, RD Capital has contributed a total of $34,180 to capital.

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


                                                         For the Years Ended
                                                             September 30,
                                                       ------------------------
                                                         2003            2002
                                                       ------------------------
U.S. statutory federal rate............................  15.00%          15.00%
Net operating loss (NOL) for which no tax
    benefit is currently available..................... -15.00%         -15.00%
                                                       --------         -------
                                                          0.00%           0.00%
                                                       ========         =======


At September 30, 2003, deferred taxes consisted of a net tax asset of $6,462, due to operating loss carryforwards of $37,041, which was fully allowed for, in the valuation allowance of $6,462. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2003 and 2002 were $984 and $1,332 respectively. Net operating loss carryforwards will expire through 2023.

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