Form 10QSB
period 2003-12-31
EYE CATCHING MARKETING CORP
filed 2004-02-17
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                       EYE CATCHING MARKETING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Balance Sheet as of December 31, 2003 (unaudited)

                    Condensed Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited)

                    Condensed Statements of Cash Flows for the nine months ended December 31, 2003 and 2002
                    (unaudited)

                    Notes to Condensed Financial Statements

         Item 2     Plan of Operation

         Item 3     Controls and Procedures

PART II. OTHER INFORMATION

         Item 1     Legal Proceedings

         Item 2     Changes in Securities and Use of Proceeds

         Item 3     Defaults Upon Senior Securities

         Item 4     Submission of Matters to a Vote of Security Holders

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8K


         SIGNATURES

                       EYE CATCHING MARKETING CORPORATION

                            Condensed Balance Sheet
                               December 31, 2003
                                  (Unaudited)


                                     Assets

Total Assets .......................................................   $     --
                                                                       ========


                  Liabilities and Shareholders' Deficit

Current liabilities:
    Bank overdraft .................................................   $    543
    Accounts payable and accrued liabilities .......................      2,511
                                                                       --------

                Total current liabilities ..........................      3,054
                                                                       --------

Shareholders' deficit (Note 2):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
      500,000 shares issued and outstanding ........................         50
    Additional paid-in capital .....................................     34,680
    Retained deficit ...............................................    (37,784)
                                                                       --------

                Total shareholders' deficit ........................     (3,054)
                                                                       --------

Total Liabilities and Shareholders' Deficit ........................   $     --
                                                                       ========


            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)




                                                                Three Months Ended
                                                                    December 31,
                                                            ---------------------------
                                                                2003            2002
                                                            -------------   -----------
Costs and expenses:
    Selling, general and administrative expenses........... $        741    $    1,397
    Interest expense.......................................            2            --
                                                            -------------   -----------

                     Loss before income taxes..............         (743)       (1,397)
                                                            -------------   -----------

Income tax provision (Note 3)..............................           --            --
                                                            -------------   -----------

                     Net loss.............................. $       (743)   $   (1,397)
                                                            =============   ===========

Basic and diluted loss per share........................... $      (0.00)   $    (0.00)
                                                            =============   ===========

Weighted average common shares outstanding.................      500,000       500,000
                                                            =============   ===========




            See accompanying notes to condensed financial statements


                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                        December 31, 2003
                                                                                    -------------------------
                                                                                       2003            2002
                                                                                    ----------     ----------
                   Net cash used in operating activities ....................       $    (658)     $     (983)
                                                                                    ----------     ----------

Cash flows from financing activities:
      Capital contributed by an affiliate (Note 2) ..........................             500             983
                                                                                    ----------     ----------
                  Net cash provided by financing activities .................             500             983
                                                                                    ----------     ----------

Net change in cash ..........................................................            (158)             --
Cash, beginning of period ...................................................             158              --
                                                                                    ----------     ----------

                                      Cash, end of period ...................       $      --      $       --
                                                                                    ==========     ==========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest ...........................................................       $       --     $       --
                                                                                    ==========     ==========
         Income taxes .......................................................       $       --     $       --
                                                                                    ===========    ==========



            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the three months ended December 31, 2003 and 2002, R.D. Capital, Inc. made advances to the Company totaling $500 and $983, respectively. Through December 31, 2003, R.D. Capital, Inc. has contributed a total of $34,680 to capital.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                           31.1     Section 302 Certification
                           31.2     Section 302 Certification
                           32       Section 906 Certification

                  (b) Reports on Form 8-K

                           None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EYE CATCHING MARKETING CORPORATION


Dated:  February 12, 2004           Per:    /s/ Robert Hemmerling
                                            ------------------------------
                                            Robert Hemmerling,
                                            President, C.E.O. and Director