Form 10QSB
period 2004-03-31
EYE CATCHING MARKETING CORP
filed 2004-05-14
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                        Commission file Number: 000-28237

                       EYE CATCHING MARKETING CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98-0204678
                      -------------------------------------
                     (I.R.S. Employer Identification Number)

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     --------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                            -------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                       EYE CATCHING MARKETING CORPORATION


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Balance Sheet as of March 31, 2004 (unaudited)

                    Condensed Statements of Operations for the six months ended March 31, 2004 and 2003 (unaudited)

                    Condensed Statements of Cash Flows for the six months ended March 31, 2004 and 2003 (unaudited)

                    Notes to Condensed Financial Statements

         Item 2     Plan of Operation

         Item 3     Controls and Procedures

PART II. OTHER INFORMATION

         Item 1     Legal Proceedings

         Item 2     Changes in Securities

         Item 3     Defaults Upon Senior Securities

         Item 4     Submission of Matters to a Vote of Security Holders

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8K


         SIGNATURES

                       EYE CATCHING MARKETING CORPORATION

                            Condensed Balance Sheet
                                 March 31, 2004
                                  (Unaudited)


                                     Assets

Cash ................................................................  $    945
                                                                       ========


                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities ........................  $    861
                                                                       --------

                Total current liabilities ...........................       861
                                                                       --------

Shareholders' equity (Note 2):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
      500,000 shares issued and outstanding .........................        50
    Additional paid-in capital ......................................    40,430
    Retained deficit ................................................   (40,396)
                                                                       --------

                Total shareholders' equity ..........................        84
                                                                       --------

Total Liabilities and Shareholders' Equity ..........................  $    945
                                                                       ========




            See accompanying notes to condensed financial statements

                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Operations
                                   (Uaudited)


                                                   Three Months Ended         Six Months Ended
                                                         March 31,                March 31,
                                                  ---------------------   ---------------------
                                                     2004        2003         2004      2003
                                                  ---------   ---------   ----------  ---------
Costs and expenses:
    Selling, general and administrative expenses  $   2,512   $   1,687   $   3,253   $   3,084
    Interest expense ...........................        100          --         102          --
                                                  ---------   ---------   ---------   ---------

                    Loss before income taxes ...     (2,612)     (1,687)     (3,355)     (3,084)
                                                  ---------   ---------   ---------   ---------

Income tax provision (Note 3) ..................         --          --          --          --
                                                  ---------   ---------   ---------   ---------

                    Net loss ...................  $  (2,612)  $  (1,687)  $  (3,355)  $  (3,084)
                                                  =========   =========   =========   =========

Basic and diluted loss per share ...............  $   (0.01)  $   (0.00)  $   (0.01)  $   (0.01)
                                                  =========   =========   =========   =========

Weighted average common shares outstanding .....    500,000     500,000     500,000     500,000
                                                  =========   =========   =========   =========







            See accompanying notes to condensed financial statements


                       EYE CATCHING MARKETING CORPORATION

                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                      Six Months Ended
                                                                          March 31,
                                                                      -----------------
                                                                        2004      2003
                                                                      -------   -------
                               Net cash used in operating activities  $(5,463)  $(6,117)
                                                                      -------   -------

Cash flows from financing activities:
      Capital contributed by an affiliate (Note 2) .................    6,250     6,117
                                                                      -------   -------
                           Net cash provided by financing activities    6,250     6,117
                                                                      -------   -------

Net change in cash .................................................      787        --
Cash, beginning of period ..........................................      158        --
                                                                      -------   -------

                                                 Cash, end of period  $   945   $    --
                                                                      =======   =======


Supplemental disclosure of cash flow information:
    Cash paid during the period  for:
         Interest ..................................................  $   102   $    --
                                                                      =======   =======
         Income taxes ..............................................  $    --   $    --
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

Note 2: Related Party Transactions

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company. The Company accounts for such payments as contributed capital. During the six months ended March 31, 2004 and 2003, R.D. Capital, Inc. made advances to the Company totaling $6,250 and $6,117, respectively. Through March 31, 2004, R.D. Capital, Inc. has contributed a total of $40,430 to capital.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                 EYE CATCHING MARKETING CORPORATION


Dated:  May 13, 2004             Per:     /s/ Robert Hemmerling
                                          ------------------------------
                                          Robert Hemmerling,
                                          President, C.E.O. and Director