Form 10KSB
period 2004-09-30
EYE CATCHING MARKETING CORP
filed 2004-12-28
CIK 1088210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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


                         Suite 810, 1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     ---------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for its fiscal year ended September 30, 2004 were $0.00.

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

On September 30, 2004, the number of shares outstanding of the registrant's Common Stock was 500,000.

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

Item 7.  Financial Statements

The audited financial statements for Eye Catching Marketing Corporation for the year ending September 30, 2004 are included as part of this Form 10KSB following the signature page of this Form 10KSB. Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending September 30, 2004.

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

Name                            Age            Position
---------------------           ---            ---------------------------------

Robert Hemmerling               43             President, Chairman and Director
Devinder Randhawa               42             Secretary, Treasurer and Director

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


                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
---------------------------------------------------------------------- -------------------------------------- ----------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President                2004
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Devinder Randhawa,       2003/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2004
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2004 by:

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

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)  Exhibits

Exhibit
Number         Description
------         -----------------------------------------------------------------

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

13.1 Form 10QSB for the Period ended December 31, 2003, filed on February 17, 2004, incorporated herein by reference.

13.2 Form 10QSB for the Period ended March 31, 2004, filed on May 14, 2004, incorporated herein by reference.

13.3 Form 10QSB for the Period ended June 30, 2004, filed on August 16, 2004, incorporated herein by reference.

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

                                           EYE CATCHING MARKETING CORPORATION


Dated:  December 23, 2004                  Per:  /s/ Robert Hemmerling
                                                 ------------------------------
                                                 Robert Hemmerling,
                                                 President, C.E.O. and Director






In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                                                 /s/ Robert Hemmerling
                                                 -------------------------------
                                                 Robert Hemmerling, President,
                                                 C.E.O. Director

                                                 December 23, 2004
                                                 -------------------------------
                                                 Date

                       EYE CATCHING MARKETING CORPORATION

                          Index to Financial Statements
                                                                           Page
                                                                           ----

Independent Auditors' Report ...........................................   F-2

Balance Sheet at September 30, 2004 ....................................   F-3

Statements of Operations for the years ended September 30, 2004 and 2003   F-4

Statements of Changes in Shareholders' Deficit for the period from
     October 1, 2002 through September 30, 2004 ........................   F-5

Statements of Cash Flows for the years ended September 30, 2004 and 2003   F-6

Notes to Financial Statements ..........................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Eye Catching Marketing Corporation


We have audited the balance sheet of Eye Catching Marketing Corporation as of September 30, 2004 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Catching Marketing Corporation as of September 30, 2004, and the related statements of operations and cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2004 and a history of recurring losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
December 13, 2004

                       EYE CATCHING MARKETING CORPORATION

                                  Balance Sheet
                               September 30, 2004


                                     Assets

Cash .............................................................   $    567
                                                                     ========


                  Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities .....................   $  2,548
                                                                     --------

                Total current liabilities ........................      2,548
                                                                     --------

Shareholders' deficit (Note 2):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
      500,000 shares issued and outstanding ......................         50
    Additional paid-in capital ...................................     42,270
    Retained deficit .............................................    (44,301)
                                                                     --------

                Total shareholders' deficit ......................     (1,981)
                                                                     --------

                                                                     $    567
                                                                     ========
                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Operations

                                                  Years Ended September 30,
                                                   ----------------------
                                                     2004         2003
                                                   ---------    ---------

Costs and expenses:
    Selling, general and administrative expenses   $   7,255    $   6,557
    Interest expense ...........................           5         --
                                                   ---------    ---------

                     Loss before income taxes ..      (7,260)      (6,557)
                                                   ---------    ---------

Income tax provision (Note 3) ..................        --           --
                                                   ---------    ---------

                     Net loss ..................   $  (7,260)   $  (6,557)
                                                   =========    =========

Basic and diluted loss per share ...............   $   (0.01)   $   (0.01)
                                                   =========    =========

Weighted average common shares outstanding .....     500,000      500,000
                                                   =========    =========

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                 Statements of Changes in Shareholders' Deficit

                                                                        Common Stock      Additional
                                                                     -------------------   Paid-In    Retained
                                                                      Shares   Par Value   Capital    Deficit      Total
                                                                     --------   --------   --------   --------    --------
                                       BALANCE, SEPTEMBER 30, 2002    500,000         50     26,563    (30,484)     (3,871)

Working capital contributions received from
   an affiliate (Note 2) .........................................       --         --        7,617       --         7,617
Net loss for the year ended September 30, 2003 ...................       --         --         --       (6,557)     (6,557)
                                                                     --------   --------   --------   --------    --------
                                       BALANCE, SEPTEMBER 30, 2003    500,000         50     34,180    (37,041)     (2,811)

Working capital contributions received from
   an affiliate (Note 2) .........................................       --         --        8,090       --         8,090
Net loss for the year ended September 30, 2004 ...................       --         --         --       (7,260)     (7,260)
                                                                     --------   --------   --------   --------    --------
                                       BALANCE, SEPTEMBER 30, 2004    500,000   $     50   $ 42,270   $(44,301)   $ (1,981)
                                                                     ========   ========   ========   ========    ========

                 See accompanying notes to financial statements

                       EYE CATCHING MARKETING CORPORATION

                            Statements of Cash Flows

                                                                     Years Ended September 30,
                                                                        -----------------
                                                                        2004       2003
                                                                       -------    -------
Cash flows from operating activities:
      Net loss .....................................................   $(7,260)   $(6,557)
      Adjustments to reconcile net income to net cash
            provided by operating activities:
         Changes in operating liabilities:
            Accounts payable and accrued liabilities ...............      (421)      (902)
                                                                       -------    -------
                               Net cash used in operating activities    (7,681)    (7,459)
                                                                       -------    -------

Cash flows from financing activities:
      Capital contributed by an affiliate (Note 2) .................     8,090      7,617
                                                                       -------    -------
                           Net cash provided by financing activities     8,090      7,617
                                                                       -------    -------

Net change in cash .................................................       409        158
Cash, beginning of period ..........................................       158       --
                                                                       -------    -------

                                                 Cash, end of period   $   567    $   158
                                                                       =======    =======


Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest ..................................................   $     5    $  --
                                                                       =======    =======
         Income taxes ..............................................   $  --      $  --
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of September 30, 2004 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2004.

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

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements

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

At September 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note 2: Related party transactions

The Company maintains a mailing address at the offices of RD Capital, Inc. ("RD Capital"), an affiliate under common control. At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company's limited operations. The Company accounts for such proceeds as contributed capital. During the year ended September 30, 2004 and 2003, RD Capital made contributions to the Company totaling $8,090 and $7,617, respectively. Through September 30, 2004, RD Capital has contributed a total of $42,270, which is included in the accompanying financial statements as "Additional paid-in capital".

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:


                                                       September 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
    U.S. statutory federal rate                      15.00%      15.00%
    Net operating loss (NOL) for which no tax
      benefit is currently available                -15.00%     -15.00%
                                                    --------    --------
                                                      0.00%       0.00%
                                                    ========    ========

At September 30, 2004, deferred taxes consisted of a net tax asset of $7,551, due to operating loss carryforwards of $44,301, which was fully allowed for, in the valuation allowance of $7,551. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2004 and 2003 were $1,089 and $984 respectively. Net operating loss carryforwards will expire through 2024.

                       EYE CATCHING MARKETING CORPORATION

                          Notes To Financial Statements


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