Form 10QSB
period 2004-12-31
EYE CATCHING MARKETING CORP
filed 2005-02-14
CIK 1088210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

500,000 common shares as at December 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EYE CATCHING MARKETING CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheet as of December 31, 2004 (unaudited)

Condensed Statements of Operations for the three months

ended December 31, 2004 and 2003 (unaudited)

Condensed Statements of Cash Flows for the three months

ended December 31, 2004 and 2003 (unaudited)

Notes to Condensed Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Small Business Issuer

Purchases of Equity Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EYE CATCHING MARKETING CORPORATION

Condensed Balance Sheet

December 31, 2004

(Unaudited)

Assets

Cash	$549

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$3,882

Total current liabilities	3,882

Shareholders' deficit (Note 2):
Common stock, $.0001 par value; 100,000,000 shares authorized,
50
Additional paid-in capital	42,270
Retained deficit	(45,653)

Total shareholders' deficit	(3,333)

Total Liabilities and Shareholders' Deficit	$549

See accompanying notes to condensed financial statements

EYE CATCHING MARKETING CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2004	2003

Costs and expenses:
Selling, general and administrative expenses	$1,352	$741
Interest expense	—	2

Loss before income taxes	(1,352)	(743)

Income tax provision (Note 3)	—	—

Net loss	$(1,352)	$(743)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	500,000	500,000

See accompanying notes to condensed financial statements

EYE CATCHING MARKETING CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2004	2003

Net cash used in operating activities	$(18)	$(658)

Cash flows from financing activities:
Capital contributed by an affiliate (Note 2)	—	500
Net cash provided by financing activities	—	500

Net change in cash	(18)	(158)
Cash, beginning of period	567	158

Cash, end of period	$549	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.	$—	$2
Income taxes	$—	$—

See accompanying notes to condensed financial statements

Note 1: Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a “blank check” company. It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note 2: Related Party Transactions

R.D. Capital, Inc. (“RD Capital”), an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company.  The Company accounts for such payments as contributed capital.  During the three months ended December 31, 2004 and 2003, RD Capital made advances to the Company totaling $-0- and $500, respectively. Through December 31, 2004, RD Capital has contributed a total of $42,270 to capital (see Note 4).

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in   $-0- income taxes.

Note 4: Subsequent Event

During January 2005, RD Capital contributed an additional $2,500 to the Company for working capital.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2004.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals.  Words such as “expects,” “anticipates,” “intends,” “plans,” “projects,” “forecasts,” “believes,” and “estimates,” and variations of such words and similar expressions, identify such forward-looking statements.  Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report.  The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution.  Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under “business -- additional factors that may affect our business and future results” in our most recent annual report on Form 10-KSB and under “risk factors”.  We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

EYE CATCHING MARKETING CORPORATION

Dated:  February 10, 2005

Per:

/s/Robert Hemmerling

Robert Hemmerling,

President, C.E.O. and Director