Form 10QSB
period 2005-03-31
EYE CATCHING MARKETING CORP
filed 2005-05-13
CIK 1088210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

500,000 common shares as at March 31, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EYE CATCHING MARKETING CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheet as of March 31, 2005 (unaudited)

Condensed Statements of Operations for the six months

ended March 31, 2005 and 2004 (unaudited)

Condensed Statements of Cash Flows for the six months

ended March 31, 2005 and 2004 (unaudited)

Notes to Condensed Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EYE CATCHING MARKETING CORPORATION

Condensed Balance Sheet

March 31, 2005

(Unaudited)

Assets
Cash	$5,439

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$848

Total current liabilities	848

Shareholders' equity (Note 2):
Common stock, $.0001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	50
Additional paid-in capital	51,270
Retained deficit	(46,729)

Total shareholders' equity	4,591

Total Liabilities and Shareholders' Equity	$5,439

See accompanying notes to condensed financial statements

EYE CATCHING MARKETING CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Costs and expenses
Selling, general and administrative expenses	$1,076	$2,512	$2,428	$3,253
Interest expense	—	100	—	102

Loss before income taxes	(1,076)	(2,612)	(2,428)	(3,355)

Income tax provision ( Note 3)	—	—	—	—

Net Loss	$(1.076)	$(2,612)	$(2,428)	$(3,355)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding	500,000	500,000	500,000	500,000

See accompanying notes to condensed financial statements

EYE CATCHING MARKETING CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Net cash used in operating activities	$(4,128)	$(5,463)

Cash flows from financing activities:
Capital contributed by an affiliate (Note 2)	9,000	6,250
Net cash provided by financing activities	9,000	6,250

Net change in cash	4,872	787
Cash, beginning of period	567	158

Cash, end of period	$5,439	$945

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.	$—	$102
Income taxes	$—	$—

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

Note 2: Related Party Transactions

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company.  The Company accounts for such payments as contributed capital.  During the six months ended March 31, 2005 and 2004, R.D. Capital, Inc. made advances to the Company totaling $9,000 and $6,250, respectively. Through March 31, 2005, R.D. Capital, Inc. has contributed a total of $51,270 to capital.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in   $-0- income taxes.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2005.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

EYE CATCHING MARKETING CORPORATION

Dated:  May 12, 2005

Per:

/s/Robert Hemmerling

Robert Hemmerling,

President, C.E.O. and Director