Form 10QSB
period 2005-08-09
EYE CATCHING MARKETING CORP
filed 2005-08-09
CIK 1088210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission file Number:  000-28237

EYE CATCHING MARKETING CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204678

(I.R.S. Employer Identification Number)

Suite 810

1708 Dolphin Avenue

Kelowna, British Columbia, V1Y 9S4

(Address of principal executive offices)

(250) 868-8177

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

500,000 common shares as at June 30, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EYE CATCHING MARKETING CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Balance Sheet as of June 30, 2005 (unaudited)

Condensed Statements of Operations for the three months and nine months ended June 30, 2005 and 2004 (unaudited)

Condensed Statements of Cash Flows for the nine months

ended June 30, 2005 and 2004 (unaudited)

Notes to Condensed Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EYE CATCHING MARKETING CORPORATION

Condensed Balance Sheet

June 30, 2005

(Unaudited)

Assets
Cash	$4,262

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$848

Total current liabilities	848

Shareholders' equity (Note 2):
Common stock, $.0001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	50
Additional paid-in capital	51,270
Retained deficit	(47,906)

Total shareholders' equity	3,414

Total Liabilities and Shareholders' Equity	$4,262

See accompanying notes to condensed financial statements

EYE CATCHING MARKETING CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Costs and expenses:
Selling, general and administrative expenses	$1,177	$1,064	$3,605	$4,317
Interest expense	—	17	—	119

Loss before income taxes	(1,177)	(1,081)	(3,605)	(4,436)

Income tax provision (Note 3)	—	—	—	—

Net loss	$(1,177)	$(1,081)	$(3,605)	$(4,436)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	500,000	500,000	500,000	500,000

See accompanying notes to condensed financial statements

EYE CATCHING MARKETING CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2005	2004

Net cash used in operating activities	$(5,305)	$(6,501)

Cash flows from financing activities:
Capital contributed by an affiliate (Note 2)	9,000	7,250
Net cash provided by financing activities	9,000	7,250

Net change in cash	3,695	749
Cash, beginning of period	567	158

Cash, end of period	$4,262	$907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest.	$—	$119
Income taxes	$—	$—

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

Note 2: Related Party Transactions

R.D. Capital, Inc., an affiliate, has assumed responsibility for payment of certain obligations on behalf of the Company.  The Company accounts for such payments as contributed capital.  During the nine months ended June 30, 2005 and 2004, R.D. Capital, Inc. made advances to the Company totaling $9,000 and $7,250, respectively. Through June 30, 2005, R.D. Capital, Inc. has contributed a total of $51,270 to capital.

Note 3: Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in   $-0- income taxes.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2005.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1

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

EYE CATCHING MARKETING CORPORATION

Dated:  August 8, 2005

Per:

/s/Robert Hemmerling

Robert Hemmerling,

President, C.E.O. and Director