Form 10KSB
EYE CATCHING MARKETING CORP
filed 2006-01-13
CIK 1088210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(check one):  Yes [ X ]    No [  ]

The Issuer's revenues for its fiscal year ended September 30, 2005 were $NIL.

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

On September 30, 2005, the number of shares outstanding of the registrant's Common Stock was 500,000.

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

Item 3.  Legal Proceedings

The Company is not involved in any legal proceedings at this time.

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

Item 7.  Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firm

Balance Sheet as at September 30, 2005

Statements of Operations for the years ended September 30, 2005 and 2004

Statements of Changes in Shareholders’ Deficit for the period from October 1, 2002 through September 30, 2005

Statements of Cash Flows for the years ended September 30, 2005 and 2004

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eye Catching Marketing Corporation

We have audited the balance sheet of Eye Catching Marketing Corporation as of September 30, 2004 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended September 30, 2004 and 2003 (not separately included herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Catching Marketing Corporation as of September 30, 2004, and the related statements of operations and cash flows for the years ended September 30, 2004 and 2003 (not separately included herein) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a working capital deficiency as of September 30, 2004 and a history of recurring losses.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C.

Denver, Colorado

December 18, 2004

Board of Directors

Eye Catching Marketing Corporation

Kelowna, British Columbia

CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Eye Catching Marketing Corporation (a development stage enterprise) as of September 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from March 3, 1997 (inception) through September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Eye Catching Marketing Corporation, Inc. as of September 30, 2004, were audited by other auditors whose report dated December 18, 2004, included an explanatory paragraph that described the conditions present which raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eye Catching Marketing Corporation, as of September 30, 2005 and the results of its operations, stockholders’ deficit and its cash flows for the year then ended and for the period from March 3, 1997 (inception) through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

January 3, 2006

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,	September 30,
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$4,152	$567

TOTAL ASSETS	$4,152	$567

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,048	$2,548
Indebtedness to related party	9,000	-

TOTAL CURRENT LIABILITIES	13,048	2,548

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	42,270	42,270
Accumulated deficit during development stage	(51,216)	(44,301)

TOTAL STOCKHOLDERS' DEFICIT	(8,896)	(1,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,152	$567

“The accompanying notes are an integral part of these financial statements.”

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From Inception
			(March 3, 1997)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative expenses	6,915	7,255	51,211
Interest expense	-	5	5

TOTAL EXPENSES	6,915	7,260	51,216

LOSS FROM OPERATIONS	(6,915)	(7,260)	(51,216)

LOSS BEFORE TAXES	(6,915)	(7,260)	(51,216)

INCOME TAXES	-	-	-

NET LOSS	$(6,915)	$(7,260)	$(51,216)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000	500,000

“The accompanying notes are an integral part of these financial statements.”

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Amount	Capital	Stage	Deficit

Balance, March 3, 1997 (Inception)	-	$-	$-	$-	$-

Common stock issued in exchange for services	500,000	50	-	-	50

Net loss for the year ended September 30, 1997	-	-	-	(50)	(50)

Balance, September 30, 1997	500,000	50	-	(50)	-

Net loss for the year ended September 30, 1998	-	-	-	-	-

Balance, September 30, 1998	500,000	50	-	(50)	-

Net loss for the year ended September 30, 1999	-	-	-	(1,623)	(1,623)

Balance, September 30, 1999	500,000	50	-	(1,673)	(1,623)

Expenses paid by third party
on behalf of the Company	-	-	13,596	-	13,596

Net loss for the year ended September 30, 2000	-	-	-	(14,043)	(14,043)

Balance, September 30, 2000	500,000	50	13,596	(15,716)	(2,070)

Third party expenses paid by an affiliate on
behalf of the company	-	-	7,606	-	7,606

Net loss for the year ended September 30, 2001	-	-	-	(7,731)	(7,731)

Balance, September 30, 2001	500,000	50	21,202	(23,447)	(2,195)

Third party expenses paid by an affiliate on
behalf of the company	-	-	5,361	-	5,361

Net loss for the year ended September 30, 2002	-	-	-	(7,037)	(7,037)

Balance, September 30, 2002	500,000	50	26,563	(30,484)	(3,871)

Third party expenses paid by an affiliate on
behalf of the company	-	-	7,617	-	7,617

Net loss for the year ended September 30, 2003	-	-	-	(6,557)	(6,557)

Balance, September 30, 2003	500,000	50	34,180	(37,041)	(2,811)

Working capital contributions received
from an affiliate	-	-	8,090	-	8,090

Net loss for the year ended September 30, 2004	-	-	-	(7,260)	(7,260)

Balance, September 30, 2004	500,000	50	42,270	(44,301)	(1,981)

Net loss for the year ended September 30, 2005	-	-	-	(6,915)	(6,915)

Balance, September 30, 2005	500,000	$50	$42,270	$(51,216)	$(8,896)

“The accompanying notes are an integral part of these financial statements.”

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From Inception
			(March 3, 1997)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,915)	$(7,260)	$(51,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued liabilities	1,500	(421)	4,048
Net cash used by operating activities	(5,415)	(7,681)	(47,168)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	50
Capital contributed by an affiliate	-	8,090	42,270
Proceeds from related party advances	9,000	-	9,000
Net cash provided by financing activities	9,000	8,090	51,320

NET INCREASE IN CASH	3,585	409	4,152

CASH, BEGINNING OF PERIOD	567	158	-

CASH, END OF PERIOD	$4,152	$567	$4,152

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$5	$5
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
500,000 shares of common stock issued for services	$-	$-	$50

“The accompanying notes are an integral part of these financial statements.”

EYE CATCHING MARKETING CORPORATION

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Eye Catching Marketing Corporation (the “Company”) was incorporated, under the laws of Nevada on March 3, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in a development stage since its inception on March 3, 1997 and has not realized any revenues from its planned operations.  The Company’s year end is September 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basic and Diluted Net Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2005, basic and diluted loss per share are the same, as there are no common stock equivalents outstanding.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

The Company maintains its cash in primarily one business checking account, the funds of which are insured by the Federal Deposit Insurance Corporation.

Compensated Absences

Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”,  which is effective for the Company as of January 1, 2001.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

For the year ended September 30, 2005, the Company has not engaged in any transactions that would be considered derivative instrument or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations.  It will be primarily engaged in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards

No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, receivables,

advances, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has no revenues, minimal cash, and recurring losses since inception.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Management’s plans are to engage in evaluating, structuring, and completing a merger with, or acquisition of, a privately owned corporation.  These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability.  There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).

Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123R”). This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 – INCOME TAXES

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	For the Years Ended
	September 30,
	2005	2004
U.S. statutory federal rate	34.00%	15.00%
Net operating loss (NOL) for which no tax
benefit is currently available	-34.00%	-15.00%
	0.00%	0.00%

At September 30, 2005, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 34% of $17,413.  At September 30, 2004, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 15% of $7,551.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to the deferred tax asset, was recorded at the Company’s year-end financial reporting dates.

At September 30, 2005 and 2004, the Company has net operating loss carryforwards of $51,216 and $44,301, respectfully, which will expire through the year 2025.  The change in valuation allowance from September 30, 2004 to September 30, 2005 is $9,862.  This change is primarily due to the change in the Company’s net operating loss carryforwards and the change in management’s estimate of applicable tax rates.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced.  Reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtedness to a related party.  During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $8,090.  No capital contributions were made during the year ended September 30, 2005.  Through September 30, 2005, RD Capital has contributed a total of $42,270 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”.  RD Capital does not expect to be repaid for its capital contributions to the Company.

During the year ended September 30, 2005, RD Capital loaned $9,000 to the Company.  This indebtedness is non-interest bearing, not collateralized, and is payable on demand.

NOTE 5 – COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services.  There have been no issuances of the Company’s common stock after September 30, 1997.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have engaged new auditors as our independent accountants to audit our financial statements.  The former auditors, Cordovano & Honeck, LLP resigned as our auditors on December 5, 2005 and on December 5, 2005, our board of directors approved the change of independent accountants and appointed Williams & Webster, P.S. as our independent accountants.

During the years ended September 30, 2003 and September 30, 2004, there were no disagreements with our former accountants, Cordovano & Honeck, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the years ended September 30, 2003 and September 30, 2004, our former accountant’s report on our financial statements contained the qualification that our financial statements were prepared assuming that we will continue as a going concern.  Given that we have suffered losses from operations and the satisfaction of liabilities and commitments are dependent upon our ability to meet our future financing requirements and the success of its future operations, there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Other than the qualification regarding uncertainty of our ability to continue as a going concern, our former accountant’s report on our financial statements did not contain an adverse opinion, a disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

We have engaged the firm of Williams & Webster, P.S. as of December 5, 2005.  During the years ended September 30, 2003 and September 30, 2004, Williams & Webster, P.S. was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements.  During the years ended September 30, 2003 and September 30, 2004,Williams & Webster, P.S. did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to accounting, auditing or financial reporting issues.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position
Robert Hemmerling	44	President, Chairman and Director
Devinder Randhawa	43	Secretary, Treasurer and Director

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

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships among our directors and officers.

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended September 30, 2005.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended September 30, 2005 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2004/2005, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective December 1, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  Eye Catching Marketing Corporation, Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, V1Y 9S4.

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

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Robert Hemmerling, President	2004/ 2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
Devinder Randhawa, Secretary, Treasurer and Director	2004/ 2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding the beneficial ownership of our common stock as of September 30, 2005 by:

*

each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

*

each of our directors and named executive officers, and

*

all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Robert Hemmerling Suite 810, 1708 Dolphin Avenue Kelowna, B.C. V1Y 9S4	152,000 common shares Direct Ownership	30.4%
Common Stock	Devinder Randhawa Suite 810, 1708 Dolphin Avenue Kelowna, B.C. V1Y 9S4	152,000 common shares Direct Ownership	30.4%
Common Stock	All Officers and Directors as a Group	304,000 common shares	60.8%

The balance of our outstanding common stock is held by eight persons, none of whom hold 5% or more of our outstanding common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits, List and Reports on Form 8-K.

(A)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-28237) filed on November 22, 1999 incorporated herein by reference.
3.3	Bylaws as filed with the Issuer's Form 10-SB (file no. 000-28237) on November 22, 1999 incorporated herein by reference.
4.1	Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-28237) filed on November 22, 1999, incorporated herein by reference.
13.1	Form 10QSB for the Period ended December 31, 2004, filed on February 14, 2005, incorporated herein by reference.
13.2	Form 10QSB for the Period ended March 31, 2005, filed on May 16, 2005, incorporated herein by reference.
13.3	Form 10QSB for the Period ended June 30, 2005, filed on August 9, 2005, incorporated herein by reference.
14.1	Code of Business Conduct and Ethics
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification

(B)

Reports on Form 8-K

None

Item 14.  Principal Accountant Fees and Services

Audit Fees

For the period ended September 30, 2005, the aggregate fees billed by Williams & Webster, P.S. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $2,500.  For the fiscal year ended September 30, 2004, the aggregate fees billed by Cordovano & Honeck, P.C. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $2,000.

Audit Related Fees

For the period ended September 30, 2005, no aggregate fees were billed for assurance and related services by Williams & Webster, P.S. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.  For the fiscal year ended September 30, 2004, the aggregate fees billed for assurance and related services by Cordovano & Honeck, P.C. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $850.

Tax Fees

For the period ended September 30, 2005, no aggregate fees were billed by Williams & Webster, P.S. for other non-audit professional services, other than those services listed above.  For the fiscal year ended September 30, 2004, the aggregate fees billed by Cordovano & Honeck, P.C. for other non-audit professional services, other than those services listed above, totalled $NIL.

We do not use Williams & Webster, P.S. or Cordovano & Honeck, P.C. for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Williams & Webster, P.S. or Cordovano & Honeck, P.C. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Williams & Webster, P.S. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-

approved by our audit committee (which consists of our entire board of directors); or

-

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Williams & Webster, P.S. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Williams & Webster, P.S.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE CATCHING MARKETING CORPORATION

Dated:  January 12, 2006

Per:

/s/ Robert Hemmerling

Robert Hemmerling,

President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Hemmerling

Robert Hemmerling, President, C.E.O. Director

January 12, 2006

Date