Form 10QSB
period 2006-02-14
EYE CATCHING MARKETING CORP
filed 2006-02-14
CIK 1088210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

(check one):  Yes [ X ]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  500,000 common shares as at February 10, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EYE CATCHING MARKETING CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of December 31, 2005 (unaudited)

Statements of Operations for the three months

ended December 31, 2005 and 2004 (unaudited)

Statements of Cash Flows for the three months

ended December 31, 2005 and 2004 (unaudited)

Condensed Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	December 31,
	2005	September 30,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$8,309	$4,152

TOTAL ASSETS	$8,309	$4,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,991	$4,048
Indebtedness to related party	16,000	9,000

TOTAL CURRENT LIABILITIES	18,991	13,048

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	42,270	42,270
Accumulated deficit during development stage	(53,002)	(51,216)

TOTAL STOCKHOLDERS' DEFICIT	(10,682)	(8,896)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,309	$4,152

The accompanying condensed notes are an integral part of these interim financial statements.

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					March 3,
		Three Months		Three Months	1997
		Ended		Ended	(Inception) to
		December 31,		December 31,	December 31,
		2005		2004	2005
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
Selling, general and administrative expenses		1,786		1,352	52,997
Interest expense		-		-	5

TOTAL EXPENSES		1,786		1,352	53,002

LOSS FROM OPERATIONS		(1,786)		(1,352)	(53,002)

LOSS BEFORE TAXES		(1,786)		(1,352)	(53,002)

INCOME TAXES		-		-	-

NET LOSS		$(1,786)		$(1,352)	$(53,002)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		500,000		500,000

The accompanying condensed notes are an integral part of these interim financial statements.

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			March 3,
	Three Months	Three Months	1997
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,786)	$(1,352)	$(53,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued liabilities	(1,057)	1,334	2,991
Net cash used by operating activities	(2,843)	(18)	(50,011)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	50
Capital contributed by an affiliate	-	-	42,270
Proceeds from related party advances	7,000	-	16,000
Net cash provided by financing activities	7,000	-	58,320

NET INCREASE IN CASH	4,157	(18)	8,309

CASH, BEGINNING OF PERIOD	4,152	567	-

CASH, END OF PERIOD	$8,309	$549	$8,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$5
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
500,000 shares of common stock issued for services	$-	$-	$50

The accompanying condensed notes are an integral part of these interim financial statements.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ending December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The Company is a “blank check” company.  It was organized to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Interim financial data presented herein are unaudited.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123R”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there was no impact to its financial statements from the adoption of this statement.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at the offices of RD Capital, Inc. (“RD Capital”), an affiliate under common control.  At this time, the Company has no need for an office.

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtedness to a related party.  During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $8,090.  No capital contributions were made during the year ended September 30, 2005.  As of December 31, 2005, RD Capital has contributed a total of $42,270 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital”.  RD Capital does not expect to be repaid for its capital contributions to the Company.

During the period ended December 31, 2005, RD Capital loaned $7,000 to the Company.  During the year ended September 30, 2005, RD Capital loaned $9,000 to the Company.  Both loans are non-interest bearing, not collateralized, and are payable on demand.

NOTE 4 – COMMON STOCK

During the year ended September 30, 1997, the Company issued 500,000 shares of common stock in exchange for services.  There have been no issuances of the Company’s common stock after September 30, 1997.

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2005.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a meeting of stockholders, by consent resolutions dated December 29, 2005 of stockholders representing 60.8% of the issued and outstanding common shares of the Registrant, the stockholders re-appointed Robert Hemmerling and Devinder Randhawa as members of the board of directors until the next annual general meeting of the Registrant’s stockholders.  The stockholders also appointed the firm of Williams & Webster, P.S. of Spokane, Washington, as its independent accountants for the fiscal year 2005/2006 and also approved the Registrant’s audited financial statements for the year ended September 30, 2005.

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Section 302 Certification of Chief Executive Officer

31.2

Section 302 Certification of Chief Financial Officer

32

Section 906 Certification

(b)

Reports on Form 8-K

The Registrant filed a Form 8K on December 19, 2005 with respect to the change of its independent accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYE CATCHING MARKETING CORPORATION

Dated:  February 10, 2006

Per:

/s/Robert Hemmerling

Robert Hemmerling,

President, C.E.O. and Director