Form 10QSB
period 2006-05-15
EYE CATCHING MARKETING CORP
filed 2006-05-15
CIK 1088210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

  500,000 common shares as at May 11, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

EYE CATCHING MARKETING CORPORATION

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of March 31, 2006 (unaudited)

Statements of Operations for the six months

ended March 31, 2006 and 2005 (unaudited)

Statements of Cash Flows for the six months

ended March 31, 2006 and 2005 (unaudited)

Condensed Notes to Interim Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$4,138	$4,152

TOTAL ASSETS	$4,138	$4,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,048	$4,048
Indebtedness to related party	16,000	9,000

TOTAL CURRENT LIABILITIES	19,048	13,048

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized; $0.0001
par value; 500,000 shares issued and outstanding	50	50
Additional paid-in capital	42,270	42,270
Accumulated deficit during development stage	(57,230)	(51,216)

TOTAL STOCKHOLDERS' DEFICIT	(14,910)	(8,896)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,138	$4,152

The accompanying condensed notes are an integral part of these interim financial statements.

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

							From
							March 3,
							1997
	Three Months Ended			Six Months Ended			(Inception) to
	March 31,		March 31,	March 31,		March 31,	March 31,
	2006		2005	2006		2005	2006
	(unaudited)		(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUES	$-		$-	$-		$-	$-

EXPENSES
Selling, general and administrative expenses	4,227		1,352	6,014		2,428	57,225
Interest expense	-		-	-		-	5

TOTAL EXPENSES	4,227		1,352	6,014		2,428	57,230

LOSS FROM OPERATIONS	(4,227)		(1,352)	(6,014)		(2,428)	(57,230)

LOSS BEFORE TAXES	(4,227)		(1,352)	(6,014)		(2,428)	(57,230)

INCOME TAXES	-		-	-		-	-

NET LOSS	$(4,227)		$(1,352)	$(6,014)		$(2,428)	$(57,230)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	500,000		500,000	500,000		500,000

The accompanying condensed notes are an integral part of these interim financial statements.

EYE CATCHING MARKETING CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			March 3,
			1997
	Six Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,014)	$(2,428)	$(57,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued liabilities	(1,000)	(1,700)	3,048
Net cash used by operating activities	(7,014)	(4,128)	(54,182)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	-	-	50
Capital contributed by an affiliate	-	-	42,270
Proceeds from related party advances	7,000	9,000	16,000
Net cash provided by financing activities	7,000	9,000	58,320

NET INCREASE (DECREASE) IN CASH	(14)	4,872	4,138

CASH, BEGINNING OF PERIOD	4,152	567	-

CASH, END OF PERIOD	$4,138	$5,439	$4,138

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$5
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
500,000 shares of common stock issued for services	$-	$-	$50

The accompanying condensed notes are an integral part of these interim financial statements.

EYE CATCHING MARKETING CORPORATION

(A Development Stage Enterprise)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

EYE CATCHING MARKETING CORPORATION

(A Development Stage Enterprise)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year.  Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

EYE CATCHING MARKETING CORPORATION

(A Development Stage Enterprise)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

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

EYE CATCHING MARKETING CORPORATION

(A Development Stage Enterprise)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2006

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

RD Capital has assumed responsibility for funding the Company’s limited operations.  The Company accounts for such proceeds as contributed capital or as indebtedness to a related party.  During the year ended September 30, 2004, RD Capital made contributions to the Company totaling $8,090.  No capital contributions were made during the year ended September 30, 2005.  As of March 31, 2006, RD Capital has contributed a total of $42,270 on behalf of the stockholders, which is included in the accompanying financial statements as “additional paid-in capital.”  RD Capital does not expect to be repaid for its capital contributions to the Company.

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

PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2006.  This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

EYE CATCHING MARKETING CORPORATION

Dated:  May 11, 2006

Per:

/s/Robert Hemmerling

Robert Hemmerling,

President, C.E.O. and Director